Form 10-K
period 1996-12-31
HOUSEHOLD FINANCE CORP HOUSEHOLD AFF CRE CAR MAS TR I
filed 1997-02-25
CIK 906328

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to _______

                  Commission File Nos. 0-23942

         HOUSEHOLD AFFINITY CREDIT CARD MASTER TRUST I
     (Exact name of Registrant as specified in Department of the Treasury, Internal Revenue Service Form SS-4)


HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)



            DELAWARE                      36-3670374
(State or other jurisdiction of   (I.R.S. Employer Identification
incorporation of Servicer)        Number of Registrant



 2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS         60070
(Address of principal executive offices of           (Zip Code)
Servicer)


Servicer's telephone number, including area code  (847) 564-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X            No _____

The aggregate principal amount of the Certificates held by non-affiliates of the Servicer as of December 31, 1996 was approximately $3,890.8 million.

INTRODUCTORY NOTE




     Household Affinity Funding Corporation (the "Seller") is the seller under a Pooling and Servicing Agreement dated as of April 30, 1993, as amended by the Amended and Restated Pooling and Servicing Agreement dated as of August 1, 1993 (collectively, the "Agreement") by and among the Seller, Household Finance Corporation, as Servicer (the "Servicer") and The Bank of New York, as trustee (the "Trustee"), as supplemented thereby by various series supplements, providing for the issuance of certificates in varying series (the "Certificates"), and is the originator of the trust called the Household Affinity Credit Card Master Trust I (the "Registrant" or the "Trust").

     Each Certificate represents an undivided interest in a pool of receivables held by the Trust. The Certificates issued, or to be issued, may be senior ("Class A Certificates"), subordinated ("Class B Certificates") and Seller Certificate(s). The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust and as a result of the Commission's issuance of a favorable response to the Trust's Application for Exemptive Order pursuant to Section 12(h) of the Securities Exchange Act of 1934. Items designated herein as "Not Applicable" have been omitted as a result of this reliance and in anticipation of favorable action by the Commission.

PART I


Item 1.   Business.

          Not Applicable.


Item 2.   Properties.

          Not Applicable.


Item 3.   Legal Proceedings.

          The Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Servicer with respect to the Certificates or the Registrant's property.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Certificates
          (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1996.




PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Servicer, there is no established public trading market for the Certificates. As of January 31, 1997, there were 169 Class A Certificateholders (no more than 48 for any one series) and 41 Class B Certificateholders, some of whom may be holding Certificates for the accounts of others.


Item 6.   Selected Financial Data.

          Not Applicable.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          Not Applicable.


Item 8.   Financial Statements and Supplementary Data.

          Not Applicable.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.




PART III


Item 10.  Directors and Executive Officers of the Registrant.

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates. All Certificates are held in the name of The Depository Trust Company (DTC). The Servicer will provide, without charge, a listing of the beneficial owners as provided by DTC as of January 31, 1997.

Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3) The Servicer is obligated to prepare an Annual Statement to Certificateholders for the year 1996, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1996.

               Date of Reports     Items Covered

               October 15, 1996    Item 7 -- Statement to
               November 15, 1996   Certificateholders with respect
               December 16, 1996   to distributions made on
                                   October 15, 1996, November 15,
                                   1996 and December 16, 1996.

          (c)  Exhibit 99.  Copy of Annual Statement to
               Certificateholders for the year 1996.

          (d)  Not Applicable.

SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Household Affinity Credit Card Master Trust I by the undersigned, thereunto duly authorized.




                          HOUSEHOLD FINANCE CORPORATION,
                         as Servicer of and on behalf of the

                     HOUSEHOLD AFFINITY CREDIT CARD MASTER TRUST I
                                    (Registrant)




Date:  February 17, 1997      By:/s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary
















U:\WP\HFS088\95-10K\AFFINITY

                           Exhibit Index


Exhibit No.    Exhibit                                      Page No.

99             Copy of Annual Statement to                     8
               Certificateholders for the year
               ended December 31, 1996.