Form 10-K
period 1997-12-31
HOUSEHOLD FINANCE CORP HOUSEHOLD AFF CRE CAR MAS TR I
filed 1998-03-06
CIK 906328

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

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

                         Yes   X            No _____

The aggregate principal amount of the Certificates held by non-affiliates of the Servicer as of December 31, 1997 was approximately $3,845.9 million.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Certificates
          (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1997.




PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Servicer, there is no established public trading market for the Certificates. As of February 10, 1998, there were 129 Class A Certificateholders (no more than 51 for any one series) and 26 Class B Certificateholders, some of whom may be holding Certificates for the accounts of others.


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

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates. All Certificates are held in the name of The Depository Trust Company (DTC). The Servicer will provide, without charge, a listing of the beneficial owners as provided by DTC as of February 10, 1998.

Item 13.  Certain Relationships and Related Transactions.

          None or Not Applicable.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a) List the following documents filed as a part of the report:

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

               (3) The Servicer is obligated to prepare an Annual Statement to Certificateholders for the year 1997, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1997.

               Date of Reports     Items Covered

               October 15, 1997    Item 7 -- Statement to
               November 17, 1997   Certificateholders with respect
               December 15, 1997   to distributions made on
                                   October 15, 1997, November 17,
                                   1997 and December 15, 1997.

          (c)  Exhibit 99.  Copy of Annual Statement to
               Certificateholders for the year 1997.

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




                          HOUSEHOLD FINANCE CORPORATION,
                         as Servicer of and on behalf of the

                     HOUSEHOLD AFFINITY CREDIT CARD MASTER TRUST I
                                    (Registrant)




Date:  March 2, 1998          By:/s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary
















U:\WP\HFS088\95-10K\AFFINITY

                           Exhibit Index


Exhibit No.    Exhibit                                      Page
No.

99             Copy of Annual Statement to                     8
               Certificateholders for the year
               ended December 31, 1997.