Form 10-K
HOUSEHOLD FINANCE CORP HOUSEHOLD AFF CRE CAR MAS TR I
filed 2000-03-28
CIK 906328

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           FORM 10-K


(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

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

                         Yes   X            No _____

The aggregate principal amount of the Certificates held by non-affiliates of the Servicer as of December 31, 1999 was approximately $2.8 billion.

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


Item 4.   Submission of Matters to a Vote of Security Holders.

          No vote or consent of the holders of the Certificates
          (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1999.




                                    PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          To the best knowledge of the Servicer, there is no established public trading market for the Certificates. As of March 1, 2000, there were 75 Class A Certificateholders (no more than 42 for any one series) and 9 Class B Certificateholders, some of whom may be holding Certificates for the accounts of others.


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

          Not Applicable.


Item 11.  Executive Compensation.

          Not Applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates. All Certificates are held in the name of The Depository Trust Company (DTC). The Servicer will provide, without charge, a listing of the beneficial owners as provided by DTC as of March 1, 2000.

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

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1999.

               Date of Reports     Items Covered

               October 15, 1999    Item 7 -- Statement to
               November 15, 1999   Certificateholders with respect
               December 15, 1999   to distributions made on
                                   October 15, 1999, November 15,
                                   1999 and December 15, 1999.

          (c)  Exhibit 99.  Copy of Annual Statement to
               Certificateholders for the year 1999.

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




                          HOUSEHOLD FINANCE CORPORATION,
                         as Servicer of and on behalf of the

                     HOUSEHOLD AFFINITY CREDIT CARD MASTER TRUST I
                                    (Registrant)




Date: March 27, 2000         By:/s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

                           Exhibit Index


Exhibit No.    Exhibit

99             Copy of Annual Statement to
               Certificateholders for the year
               ended December 31, 1999.