Form 10-K/A
HOUSEHOLD FINANCE CORP HOUSEHOLD AFF CRE CAR MAS TR I
filed 2000-05-05
CIK 906328

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


                   Comission File Nos. 0-23942

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




Date: May 5, 2000         By: /s/ John W. Blenke
                              John W. Blenke
                               Assistant Secretary

                           Exhibit Index


Exhibit No.    Exhibit

99 Copy of Independent Public Accountants Annual Servicing Reported dated March 28, 2000.