Form 10-K
HOUSEHOLD FINANCE CORP HOUSEHOLD AFF CRE CAR MAS TR I
filed 2002-03-28
CIK 906328

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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

Yes X No _____
The aggregate principal amount of the Certificates held by non-affiliates of the Servicer as of December 31, 2001 was approximately $917.5 million.
INTRODUCTORY NOTE

Household Affinity Funding Corporation II (the "Seller") is the seller under a Pooling and Servicing Agreement dated as of April 30, 1993, as amended by the Amended and Restated Pooling and Servicing Agreement dated as of August 1, 1993, as amended (collectively, the "Agreement") by and among the Seller, Household Finance Corporation, as Servicer (the "Servicer") and The Bank of New York, as trustee (the "Trustee"), as supplemented thereby by various series supplements, providing for the issuance of certificates in varying series (the "Certificates"), and is the originator of the trust called the Household Affinity Credit Card Master Trust I (the "Registrant" or the "Trust").

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

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Servicer, there is no established public trading market for the Certificates. As of February 26, 2002, there were 9 Class A Certificateholders (no more than 42 for any one series) and 2 Class B Certificateholders, some of whom may be holding Certificates for the accounts of others.

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

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates. All Certificates are held in the name of The Depository Trust Company (DTC). The Servicer will provide, without charge, a listing of the beneficial owners as provided by DTC as of February 26, 2002.

Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Servicer is obligated to prepare an Annual Statement to Certificateholders for the year 2001, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2001.

Date of Reports	Items Covered
October 24, 2001 November 21, 2001 December 26, 2001.	Item 7. Statement to Certificateholders with respect to the distributions made on October 24, 2001, November 21, 2001 and December 26, 2001.

(c) Exhibit 99	Copy of Annual Statement to Certificateholders for the year 2001.
Exhibit 99	Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002

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

HOUSEHOLD FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD AFFINITY CREDIT CARD MASTER TRUST I (Registrant)

By: /s/ John W. Blenke
John W. Blenke Vice President and Assistant Secretary
Dated: March 28, 2002

Exhibit Index

Exhibit No. 99	Exhibit Copy of Annual Statement to Certificateholders for the year ended December 31, 2001.

99	Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002